Form 10QSB
period 2000-09-30
DOLLAR MAKER INC
filed 2000-11-13
CIK 1104509

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-QSB
(Mark one)                           -------------
[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES ACT OF 1934
                           For the quarterly period ended September 30, 2000
                                                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
            For the transition period from           to
                                          -----------  -----------
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


        345 North Maple Drive, Suite 284
        Beverly Hills, California                         90210
   ----------------------------------------           -------------
   (Address of principal executive offices)             (Zip Code)


                            (310) 288- 0693
                      ---------------------------
                      (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000
Common stock 3,250,000 shares

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


                                                                        PAGE
  PART I- FINANCIAL INFORMATION

  Item 1. Financial Statements......................................... 1/7

  Item 2. Plan of Operation..... ...................................... 7/8

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Dollar Maker, Inc.
                        (A Development Stage Company)
                                BALANCE SHEET
                               September 30, 2000



  ASSETS

  Current Assets
    Cash                                       $      44
                                               ---------
  Total current assets                                44
                                               ---------
  Total assets                                 $      44
                                               =========



  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
     Accrued expenses                          $     500
                                               ---------
  Total current liabilities

  Shareholders' Equity
  Common stock,
   25,000,000 shares authorized
   at $0.001 par value; issued and
   outstanding 3,250,000 shares                    3,250

  (Deficit) accumulated
    during the development
     stage                                        (3,706)
                                               ---------
  Total shareholders' equity
   (deficit)                                        (456)
                                               ---------
  Total Liabilities and
  Shareholders' Equity (Deficit)               $      44
                                               =========


See accompanying note.

                               Dollar Maker, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                                             December 21,
                           Three Months      Nine Months        1999
                              Ended            Ended        (Inception) to
                          Sept. 30, 2000    Sept. 30, 2000   Sept. 30, 2000
                          ---------------   --------------   --------------

  Revenue                     $       --               --      $       --

  Expenses:
  General and
    administrative            $      545            3,706           3,706
                              ----------       ----------       ---------
  (Loss) from
    operations                      (545)          (3,706)         (3,706)

  Income taxes                        --               --              --
                              ----------       ----------       ---------

  Net (loss)                  $     (545)      $   (3,706)       $ (3,706)
                              ==========       ==========       =========

  Basic (Loss) per
   common share               $       --       $      --        $      --
                              ==========       =========        =========

  Diluted (Loss) per
   common share               $       --       $      --        $      --
                              ==========       =========        =========

  Weighted average
   (basic and diluted)
    common shares
     outstanding               3,250,000       3,250,000        3,250,000
                              ==========       =========        =========



     See accompanying note.

                                  Dollar Maker, Inc.
                             (A Development Stage Company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   For the period January 1, 2000  to Sept. 30, 2000


                                                      (Deficit)
                                                     Accumulated
                                        Additional   During the
                       Common   Stock    Paid-In     Development
                       Share    Amount   Capital        Stage         Total
                     ---------  ------- -----------  -------------  ---------
  Common shares
  issued for cash-    2,500,000 $ 2,500  $     --     $     --        $2,500


  Common shares
  issued for
  services-            750,000      750        --            --          750

  Net (loss) for
  the period from
  inception to
  Sept. 30, 2000            --       --        --        (3,706)      (3,706)
                    ----------  -------   -------       -------      -------

  Balance-
  Sept.
   30, 2000         3,250,000   $ 3,250   $    --       $(3,706)     $  (456)
                   ==========   =======   =======       =======      =======



                    See accompanying note.

                                 Dollar Maker, Inc.
                           (A Development Stage Company)
                             STATEMENT  OF CASH FLOWS


                                                                  December 21,
                                 Three Months     Nine Months        1999
                                    Ended            Ended      (Inception) to
                                Sept. 30, 2000  Sept. 30, 2000  Sept. 30, 2000
                                -------------   --------------  --------------
  Net (loss)                       $   (545)          $(3,706)      $ (3,706)
  Adjustments to
   reconcile  net loss to
   cash used by
   operating  activities:

  Shares issued for services             --               750            750
  Increase (decrease) in
   liabilities:

  Accrued expenses                      500               500            500
                                   --------          --------      ---------
  Net cash (used) by
    operating activities:               (45)           (2,456)         (2,456)
  Net cash from financing
    activities:
  Common stock issuance for cash         --             2,500           2,500
                                   --------          --------       ---------
  Increase (decrease)in cash            (45)               44              44

  Cash at beginning of period            89                --              --
                                   --------          --------       ---------
  Cash at end of period            $     44          $     44       $      44
                                   ========          ========       =========

  Supplemental cash flows  information:
  Cash paid during the period for:


  Income Taxes                     $     --         $     --        $      --
                                   ========         ========        =========
  Interest                         $     --         $     --        $      --
                                   ========         ========        =========
  Non-cash financing transactions:

  Common shares issued
   for services                    $     --         $    750        $     750
                                   ========         ========        =========

        See accompanying note.

                            Dollar Maker, Inc.
                      (A Development Stage Company)
                       NOTE TO FINANCIAL STATEMENTS
                            September. 30, 2000

BASIS OF PRESENTATION
----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The Company was incorporated on December 21, 1999 thus it was not in existence in the early part of 1999; therefore, comparative presentations for the three month period ended
Sept. 30, 1999 are not made. For futher information refer to the audited financial statements and footnotes included in the Company's Form 10-SB filing, filed February 10, 2000. The audited financial statements in the Form 10-SB covered the period from December 21, 1999 to January 31, 2000.

Item 2. Plan of Operations
--------------------------

     Dollar Maker, Inc. ("the Company") was incorporated in the state of Nevada on December 21, 1999. The Company is a development stage enterprise. From inception on December 21, 1999 to date (November 10, 2000) the
Company has had no revenues.

     On February 10, 2000 the Company filed a Registration Statement on Form-10-SB with the United States Securities and Exchange Commission. The Registration Statement went effective on April 10, 2000.

     In early November, 2000 the Company relocated its principal executive offices. The new address is 345 North Maple Drive, Suite 284, Beverly Hills, California 90210.

Item 2. Plan of Operation (Continued)
-------------------------------------

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

    The Company's management is seeking funding from a variety of sources. However, there can be no assurance management will be successful in these endeavors. For the remainder of calendar 2000, and the first three quarters of calendar 2001, absent the Company's obtaining other funding,funds for corporate expenses will provided the Company's Chairman and President.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

     None.


There were no reports filed on Form 8-K during the three month period ended September 30, 2000.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Dollar Maker, Inc.

                                         /s/ Jaak Olesk
                                         ------------------------------
Date: November 10, 2000                  Jaak Olesk
                                         Chairman of the Board, President